Form 10QSB
period 2000-03-31
ZANDRIA CORP
filed 2000-05-22
CIK 819818

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

(Mark One)

   (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND
                              EXCHANGE ACT OF 1934
                 For the Quarterly period ended March 31, 2000


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 for the transition
                        period from ------- to ---------


                         Commission File No.33-55254-30

                              ZANDRIA CORPORATION
       -----------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)


          NEVADA                                     87-0438851
   (State or other Jurisdiction                     (IRS Employer
  of Incorporation or Organization)             Identification No.)


                1450 Front Street, San Diego, California 92101
                   (Address of Principal Executive Offices)

                                (619) 615=3110
                          (Issuer's Telephone Number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by court.

                                 Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 32,198,596 shares as of March 31, 2000.

             TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

                                                            Page Numbers
Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited):

          Balance Sheet as of March 31, 2000                     2

          Statement of Operations for the quarter ended
          March 31, 2000                                         3

          Statements of Cash Flows for the quarter ended
          March 31, 2000                                         4

          Notes to Financial Statements                          5

Item 2.     Managements Discussion and Analysis or Plan of
            Operation                                            6


Part II.  Other Information
--------
Item 1.   Legal Proceedings                                      9

Item 2.   Changes in Securities                                  9

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders    9

Item 5.   Other Information                                      9

Item 6.   Exhibits and reports on form 8-K                       9

          SIGNATURES                                            10

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                             ZANDRIA CORPORATION
                          CONSOLIDATED BALANCE SHEET
          ZANDRIA CORPORATION AND ITS SUBSIDIARY LEVELRED.COM, INC.
                           CONDENSED BALANCE SHEET

                                              Mar. 31, 2000       Dec. 31, 1999
                                                (Unaudited)         (Audited)
                                              -------------       -------------
                                     ASSETS
Current Assets:
    Cash and Cash Equivalents                 $   1,516,607       $           -
    Prepaids and Advances                            14,669                   -
                                              -------------       -------------
      Total Current Assets                        1,531,276                   -

Non-Current Assets
    Property and Equipment,
     net of Accum. Depr.                            173,948                   -
    Other Non-Current Assets                         94,253                   -
                                              -------------       -------------
      Total Non-Current Assets                      268,201                   -

TOTAL ASSETS                                  $   1,799,477      $            -
                                              =============       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
    Accounts Payable                          $      42,769      $            -
    Consulting Accrual                               18,208                   -
    Payroll and Payroll Tax Accrual                  10,114                   -
    Sales Fees Accrual                              358,000                   -
                                              -------------       -------------
      Total Current Liabilities                     429,091                   -

TOTAL LIABILITIES                                   429,091                   -

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share,
 100,000,000 authorized, 32,198,596 issued
 and outstanding as of 3/31/00                       32,199               1,000
Additional Paid-in Capital                        1,766,840               1,000
Retained Earnings                                  (103,071)             (2,000)
Current Year Earnings                              (325,582)                  -
                                              -------------       -------------
TOTAL SHAREHOLDERS' EQUITY                        1,370,386                   -

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $   1,799,477       $           -
                                              =============       =============

                              ZANDRIA CORPORATION
                          CONSOLIDATED INCOME STATEMENT
            ZANDRIA CORPORATION AND ITS SUBSIDIARY LEVELRED.COM, INC.
                           CONDENSED INCOME STATEMENT

                                            Mar. 31, 2000         Mar.31, 1999
                                             (Unaudited)           (Audited)
                                          ---------------       ----------------
Revenues                                  $             -       $             -

Cost of Revenues                                        -                     -
                                          ---------------       ----------------
Gross Profit                                            -                     -

Operating Expenses:
  Marketing and Sales                              42,500                     -
  General and Administrative                      288,624                     -
                                          ---------------       ----------------
 Total Operating Expenses                         331,124                     -

Operating Profit (Loss)                          (331,124)                    -

Other Income/(Expense):                             5,542                     -
                                          ---------------       ----------------
Net Loss                                  $      (325,582)     $              -
                                          ===============      ================

                               ZANDRIA CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2000

                                         March 31, 2000    December 31, 1999
                                          (unaudited)          (audited)
                                          -----------        ---------------

      Cash Flows From Operating
       Activities:
            Net Loss
            Levelred Q-1 2000             $ (325,582)        $             -
            Depreciation &
             Amortization                      3,497                       -
           Increase (decrease) in:
             Prepaids and Advances           (14,669)                      -
             Accounts Payable                 34,412                       -
             Accruals                         22,511                       -
                                          -----------        ---------------
           Net Cash Used In Operating
            Activities                      (279,831)                      -
                                          -----------        ---------------

           Cash Flows Used in Investing
             Activities:
             Capital Purchases              (138,129)
             Long Term Deposits             ( 59,378)                      -
                                          -----------       ----------------
           Net Cash Used in Investing
             Activities                     (197,507)                      -
                                          -----------        ---------------
           Cash Flows From Financing
            Activites:
             Parent Funding                  223,750                       -
             Asset Purchase Agreement      1,038,274                       -
                                          -----------       ----------------
           Cash Flows Provided by
             Financing Activities          1,262,024                       -
                                          -----------        ---------------
           NET INCREASE IN CASH
            AND CASH EQUIVALENTS             784,686                       -


           CASH AND CASH EQUIVALENTS -
            BEGINNING OF PERIOD              731,921                       -
                                          -----------        ---------------
           CASH AND CASH EQUIVALENTS -
            END OF PERIOD                 $1,516,607         $             -
                                          -----------        ---------------

     The consolidated cash position of Zandria Corporation at 3/31/00 includes the net cash position of Levelred.com, Inc., and the cash included in the asset purchase transaction between Zandria Entertainment Networks, Inc. and Zandria Corporation. At 12/31/99, there was no cash recorded on the balance sheet of Zandria Corporation.

                             ZANDRIA CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


I.  Audit

On March 14, 2000 Zandria Corporation acquired the assets and assumed the liabilities of Zandria Entertainment Networks, Inc., a privately held Nevada corporation. Prior to this date, Zandria Corporation was named Longhorn, Inc. The financial records of Longhorn, Inc. were audited as of December 31, 1999 (see 10K for 1999). In compliance with SEC requirements, an audit of the financial records begin on May 8, 2000 for the following entities:

     1. Zandria Entertainment Networks, Inc. for the periods ending December 31, 1998, December 31, 1999 and March 31, 2000.

     2.   Zandria Corporation for the period ending March 31, 2000.

     3. Levelred.com, Inc. (a wholly owned subsidiary of Zandria Entertainment Networks, Inc.) for the periods ending December 31, 1999 and March 31, 2000.

As of the date of this filing, the audit has not yet been completed. However, the unaudited financials presented in this filing are considered a fair and reasonable representation of the financial statements currently under review.

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


On March 14, 2000 Zandria Corporation acquired the assets and assumed the liabilities of Zandria Entertainment Networks, Inc., a privately held Nevada corporation. Prior to this date, Zandria Corporation was named Longhorn, Inc. The financial records of Longhorn, Inc. were audited as of December 31, 1999 (see 10KSB for 1999). In compliance with SEC requirements, an audit of the financial records begin on May 8, 2000 for the following entities:

     Zandria Entertainment Networks, Inc. for the periods ending December 31, 1998, December 31, 1999 and March 31, 2000.

     Zandria Corporation for the period ending March 31, 2000.

     Levelred.com, Inc. (a wholly owned subsidiary of Zandria Entertainment Networks, Inc.) for the periods ending December 31, 1999 and March 31, 2000.

As of the date of this filing, the audit has not yet been completed. However, the unaudited financials presented in this filing are considered a fair and reasonable representation of the financial statements currently under review.

Zandria Corporation, whose name was changed on March 16, 2000 from Longhorn, Inc. ("LNGH"), was originally incorporated under the laws of the state of Utah on May 2 1986 and subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired the contractual obligations, shareholder rights and identity of the Utah corporation. After this was completed the Utah Corporation was dissolved. The company remained an unfounded venture until March 14, 2000. On that date, Longhorn, Inc. acquired the assets and assumed the liabilities of Zandria Entertainment Networks, Inc ("ZEN"), a privately held Florida Corporation, in return for four million shares of LNGH common stock. Immediately after this transaction the company's name was changed to Zandria Corporation and it executed a 6 for 1 forward split. This resulted in Zandria Entertainment Networks owning twenty-four million shares of Zandria Corporation ("ZAND") stock. This represents approximately 75% of the total 32,198,596 outstanding shares of ZAND. As of 3/31/00, of the remaining 8,198,596 shares, no other entity held more than 5% of the total outstanding shares.

After the shares of Zandria Corporation stock, held by Zandria Entertainment Networks, are registered with the SEC and/or the required holding period ends so that these shares become unrestricted, Zandria Entertainment Networks will be dissolved upon the securing regulatory permission, if necessary, to allow the shareholders of Zandria Entertainment Networks stock to exchange their shares of stock and receive their prorated shares of Zandria Corporation stock.

From November 1998 up to the asset purchase transaction date, Zandria Entertainment Networks had been generating investor funding through 504 and a 506 private placements. The net proceeds of this funding were used for the initial development of the Internet web community, Levelred.com. This web site is owned and being developed by Levelred.com, Inc., a Delaware Corporation. To-date, Zandria Entertainment Networks has been the only funding source for this project.

The initial development of Levelred.com began in November 1999. Through February 16, 2000 the total funding was $841,000. This was recorded as a bridge loan. On this date, a stock purchase agreement between Levelred.com, Inc. and Zandria Entertainment Networks, Inc. resulted in the assignment of 3,000,000 shares of Levelred.com, Inc. stock to Zandria Entertainment Networks for $800,000, including warrants to purchase options. The remaining $41,000, and any further funding, is recorded as a line of credit until such time that the line of credit will be repaid by Levelred.com, Inc. or converted to shares per the option agreement.

At March 31, 2000, the total funding from Zandria Entertainment Networks was $1,064,750, of which $800,000 was for the purchase of stock and warrants, and the remaining $264,750 recorded as a line of credit.

As part of the asset purchase transaction, the stock purchase agreement was assigned to Zandria Corporation. At this time, Levelred.com, Inc. is a wholly owned subsidiary of Zandria Corporation.

With its anticipated launch in June 2000, Levelred.com is intended to be a provocative, media and content rich site targeting the twenty to thirty-four year age groups. The content focuses on nightlife, events, music, culture, lifestyle and fashion that are of specific interest to the targeted age group. The site includes editorial content pertaining to topics of interest, events, interviews, and reviews of books, music, films, DJ's and music groups.
Supplementing this , the company plans to include video clips of events and interviews submitted by contributing editors throughout the United States. Although the site can be comfortably viewed using a 56Kps modem, DSL and cable access provide for a better performance of the streaming video and audio. The site is being developed within the facilities of Zandria Corporation and Levelred.com, Inc. in San Diego, California.

One of the objectives of the site is to develop a free membership community of the targeted age groups. After completing a profile questionnaire, members should have access to special benefits, such as email, chat rooms, discounts for various events and products, and prizes.

The primary revenue model includes e-commerce of clothing, sporting goods, music, books, event tickets, travel packages and personal items that the company plans to make available on the site. Revenue streams would also include advertising, the licensing of certain software to other e-tailers that is being developed by Levelred, the licensing of the Levelred copyrighted editorial video content that is developed for use on the site, and the licensing of demographic data pertaining to the profiles of the community's free membership. The business model includes off-line sponsored events and a print publication.

The phased launch will focus initially on the San Diego and Southern California markets. After the successful launch within this geographic market, expansion of the site is planned to proceed into the larger US cities. The final phase would target global expansion. However, certain larger cities outside of the United States may come on-line sooner if there is sufficient interest from the target market to justify the investment.

The exit strategy for Levelred.com, Inc. has not been determined. As a dotcom company, the options under consideration are to spin it out as an acquisition, or move into an IPO. To state one over the other would be purely speculative at this time. However, the plans are to spin out Levelred.com at an optimum moment and use the proceeds for other dotcom related businesses.

With additional investor funding that the company hopes to secure in the future, Zandria Corporation is intending to acquire startup Internet companies and companies that provide synergistic services to Internet companies. Although it could be viewed that Zandria is moving into an incubator model, the current strategy precludes Zandria from developing a full or partial service infrastructure. The investment into developing a full or partial service incubator is considered to be significant. However, with its evolving network systems infrastructure and resource alliances, Zandria plans to be able to acquire and host dotcom startups within its facility in San Diego, California, and in startups located elsewhere.

The primary focus for acquisition will be dotcom companies that develop web sites targeted to well defined, nominally tapped markets. These companies may pertain to business to consumer ("B2C") or business to business ("B2B") commerce. With the current shift of investor interest, and the increasing use of the Internet for business processes, Zandria intends to place an emphasis on seeking acquisition opportunities related to B2B and B2B2C, i.e., manufacturer to retailer to consumer.

                                    PART II

     ITEM 1.   LEGAL PROCEEDINGS

     To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.


     ITEM 2.   CHANGES IN SECURITIES

      None.


     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


     ITEM 5.   OTHER INFORMATION

     None.



     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

     Exhibit
     Number         Description
     -------        ------------
     27             Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated March 21, 2000 to change control to Zandria Entertainment Networks, Inc. and to acquire its assets. The Current Report noted a change in the Certifying Accountant, a change in Officers and Directors and a six (6)for one (1) forward split of the Common Stock.

                                  SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ZANDRIA CORPORATION


Date:  May 18, 2000       By:  /s/ Michael J. Howard
                              -----------------------
                              Michael J. Howard
                              Chief Financial Officer