Form 10QSB
period 2000-06-30
ZANDRIA CORP
filed 2000-08-17
CIK 819818

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

(Mark One)

   (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND
                              EXCHANGE ACT OF 1934
                 For the Quarterly period ended June 30, 2000


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

                                (619) 615-3110
                          (Issuer's Telephone Number)

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

                                 Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 32,198,596 shares as of June 30, 2000.

             TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

                                                            Page Numbers
Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited):

          Balance Sheet as of June 30, 2000                     2

          Statement of Operations for the three months ended
          June 30, 2000                                         3

          Statement of Operations for the six months ended
          June 30, 2000                                         4

          Statements of Cash Flows for the six months ended
          June 30, 2000                                         5

Item 2.     Managements Discussion and Analysis or Plan of
            Operation                                           6


Part II.  Other Information
--------
Item 1.   Legal Proceedings                                     9

Item 2.   Changes in Securities                                 9

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders   9

Item 5.   Other Information                                     9

Item 6.   Exhibits and reports on form 8-K                      9

          SIGNATURES                                            01

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


            ZANDRIA CORPORATION AND ITS SUBSIDIARY LEVELRED.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                       30-Jun-2000             31-Dec-1999
                                      ---------------          -----------
                                       (Unaudited)              (Audited)

                                     ASSETS
Current Assets:
 Cash and Cash Equivalents            $     200,196            $        -
 Pepaids and Advances                 $      35,400            $        -
                                      ---------------          -----------
Total Current Assets                  $     235,596            $        -

Non-Current Assets:
 Property and Equipment
  net of Accum Depr                   $     326,136            $        -
 Other Non-Current Assets             $     103,953            $        -
                                      --------------           -----------
Total Non-Current Assets              $     430,089            $        -

Total Assets                          $     665,685            $        -
------------                          =============            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Current Liabilities
  Accounts Payable                    $  171,320.69            $        -
  Accrued Liabilities                 $   71,472.70            $        -
  Payroll and Payroll Tax Accrual     $   25,213.99            $        -
  Sales Fees Accrual                  $           -            $        -
                                      --------------------     -----------
 Total Current Liabiliies             $     268,007            $        -

Total Liabilities                     $     268,007            $        -

Shareholders' Equity
Common stock , par value $0.001
 per share, 100,000,000 authorized,
 32,198,596 issued and outstanding
 as of 6/3/00                         $      32,199             $   1,000
Additional Paid-in Capital            $   1,766,840             $   1,000
Retained Earnings                     $    (103,071)            $  (2,000)
Current Year Earnings                 $  (1,298,290)            $       -
                                      --------------            ----------
Total Shareholders' Equity            $     397,678             $       -

Total Liablities and
--------------------
Shareholders' Equity                  $     665,685             $       -
--------------------                  =============             ===========

            ZANDRIA CORPORATION AND ITS SUBSIDIARY LEVELRED.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ending
                                   ----------------------------------------
                                     30-Jun-2000            30-Jun-1999
                                   ---------------         ----------------

Revenues                           $             -         $              -

Cost of Goods Sold                 $             -         $              -
                                   ---------------         ----------------
Gross Profit                       $             -         $              -

Operating Expenses
  Marketing and Sales              $        46,190         $              -
  General and Administrative       $       935,552         $              -
                                   ---------------         -----------------

Total Operating Expenses           $       981,742         $              -

Operating Profit or (Loss)         $      (981,742)        $              -

Other Income or (Expense)          $         9,034         $              -
                                   ---------------         -----------------
Net Loss                           $      (972,708)        $              -
--------                           ===============         =================

            ZANDRIA CORPORATION AND ITS SUBSIDIARY LEVELRED.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                               Six Months Ending
                                   ----------------------------------------
                                     30-Jun-2000             30-Jun-1999
                                   ---------------         ----------------


Revenues                           $             -         $              -

Cost of Goods Sold                 $             -         $              -
                                   ---------------         ----------------
Gross Profit                       $             -         $              -

Operating Expenses
 Marketing and Sales               $        88,690         $              -
 General and Administrative              1,224,176                        -
                                   ---------------         -----------------

Total Operating Expenses           $     1,312,866         $              -


Operating Profit or (Loss)         $    (1,312,866)        $              -

Other Income or (Expense)          $        14,576         $              -
                                   ---------------         ----------------
Net Loss                           $    (1,298,290)        $              -
--------                           ===============         ================
                                       4

            ZANDRIA CORPORATION AND ITS SUBSIDIARY LEVELRED.COM, INC.
                        CONSOLIDATED CASH FLOW STATEMENTS
                                  (Unaudited)

                                               Six Months Ending
                                      ----------------------------------------
                                       30-Jun-00                  30-Jun-99
                                      ------------            ----------------
Cash Flows From Operating
 Activities:
     Net Loss                         $ (1,298,290)           $              -
     Depreciation & Amortization      $     24,789            $              -
     Increase (descrease) in:
        Prepaids and Advances         $    (35,401)           $              -
        Accounts Payable              $    128,991            $              -
        Accruals                      $   (267,125)           $              -
                                      ------------            -----------------
   Net Cash Used In Operating
    Activities                        $ (1,447,036)           $              -
                                      ------------            ----------------
Cash Flows Used in Investing
 Activities:
     Capital Purchases                $   (362,261)           $              -
     Long Term Deposits               $    (61,178)           $              -
                                      ------------            -----------------
   Net Cash Used in Investing
    Activities                        $   (423,439)           $              -
                                      ------------            ----------------
Cash Flows from Financing
 Activities:
     Parent Funding                   $    538,750            $              -
     Asset Purchase Agreement         $    800,000            $              -
                                      ------------            -----------------

   Total Cash Flows from
   Financing Activities               $  1,338,750            $              -
                                      ------------            ----------------
Net Decrease in Cash and Cash
Equivalents                           $   (531,725)           $              -

Cash and Cash Equivalents
Beginning Period                      $    731,921            $              -
                                      ------------            ----------------
Cash and Cash Equivalents Ending
Period                                $    200,196            $              -
                                      ------------            ----------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


On March 14, 2000 Zandria Corporation acquired the assets and assumed the liabilities of Zandria Entertainment Networks, Inc., a privately held Nevada corporation. Prior to this date, Zandria Corporation was named Longhorn, Inc. The financial records of Longhorn, Inc. were audited as of December 31, 1999 (see 10KSB for 1999). In compliance with SEC requirements, an audit of the financial records began on May 8, 2000 for the following entities:

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

Zandria Corporation (OTC:ZAND), whose name was changed on March 16, 2000 from Longhorn, Inc. ("LNGH"), was originally incorporated under the laws of the state of Utah on May 2 1986 and subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired the contractual obligations, shareholder rights and identity of the Utah corporation. After this was completed the Utah Corporation was dissolved. The company remained an unfounded venture until March 14, 2000. On that date, Longhorn, Inc. acquired the assets and assumed the liabilities of Zandria Entertainment Networks, Inc ("ZEN"), a privately held Florida Corporation, in return for four million shares of LNGH common stock. Immediately after this transaction the company's name was changed to Zandria Corporation and executed a 6 for 1 forward split. This resulted in Zandria Entertainment Networks owning twenty-four million shares of Zandria Corporation ("ZAND") stock. This represents approximately 75% of the total 32,198,596 outstanding shares of ZAND. As of 3/31/00 and 6/30/00, of the remaining 8,198,596 shares, no other entity was issued or held more than 5% of the total outstanding shares.

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

From November 1998 through the asset purchase transaction date of March 14, 2000, Zandria Entertainment Networks had been generating investor funding through 504 and 506 private placement memorandums. These memorandums resulted in gross proceeds of approximately $5.0 million. After deducting expenses related to marketing, sales fees and other operational costs of Zandria Entertainment Networks, the net proceeds of approximately $2.5 million were used to fund the initial development of Levelred.com, and provide working capital for the daily operations of Zandria Entertainment Networks (now Zandria Corporation). Through June 30, 2000, Zandria has been the only funding resource for Levelred.com.

In order to direct the significant portion of the net funding proceeds to the development of Levelred.com, the operational overhead of Zandria Corporation is minimal. Zandria's staffing includes one person who is the CEO and CFO, and a senior staff accountant. Its offices are located within the Levelred.com facility.

The initial staffing development of Levelred.com began in November 1999. In January 2000 the company moved into its current facility at 1450 Front Street, San Diego, CA. After completing the required leasehold improvements, the Internet site design and development began in February using a combination of employed staff and outside services. Through February 15, 2000 the total funding from Zandria Entertainment Networks was $841,000. This had been recorded as a bridge loan. On February 16, a stock purchase agreement between Levelred.com, Inc. and Zandria Entertainment Networks, Inc. resulted in the assignment of 3,000,000 shares of Levelred.com, Inc. stock to Zandria Entertainment Networks for $750,000. An additional $50,000 was assigned for warrants to purchase options. The remaining $41,000, and all further funding since February 16 has been recorded as a line of credit until such time that the line of credit will be repaid by Levelred.com, Inc. or converted to shares per the option agreement.

At March 31, 2000, the total funding from Zandria Entertainment Networks was $1,064,750, of which $800,000 was for the purchase of stock and warrants, and the remaining $264,750 recorded as a line of credit. As of June 30, 2000, total funding is $1,338,750. Cash reserves as of June 30 are approximately $200,000.

On March 14, 2000 the asset purchase transaction took place between Zandria Entertainment Networks and, what is now, Zandria Corporation. As part of the asset purchase transaction, the stock purchase agreement was assigned to Zandria Corporation. As of June 30 2000, Levelred.com, Inc. remains a wholly owned subsidiary of Zandria Corporation.

The beta test launch of the site, www.levelred.com, was on June 15, 2000. The purpose of this launch was to test and evaluate the development work completed to date. The official launch date of the site was July 15, 2000. Site activity statistics are maintained daily. Although the beta site was static in content, the 30 days during beta testing yielded over 1.1 million hits with a visitor duration of about 13 minutes. These statistics are anticipated to increase substantially after the site officially launches.

The Levelred.com business model began as an Internet site that would target the 21 to 34 age demographics. The content of the site was to focus on fashion, nightlife events, music and culture. The objective was to develop a non-paying membership base of over 1.0 million. The revenue model included retail sales, advertising, licensing of member demographic data, and licensing of content. As site development evolved it became evident that a greater emphasis needed to be placed on more frequently changing content in order to draw visitors and repeat visitors to the site. In addition, the video content needed to be expanded from a primary focus of fashion and nightlife to include sports and interviews of celebrities known within the demographics. This required the use of webcasting technology. Webcasting technology now provides the site with live broadcast of events, and video archiving for replay and licensing.

While maintaining focus for developing the Internet site and the related e-commerce objectives, the company is evaluating further expansion into other complimentary forms of content delivery. Most immediate opportunities include off-line events and television. Off-line events is a component of Levelred that manages the production of large party music events. Television will provide Levelred with another channel to replay its webcast video content to a larger market base. Other consideration is being given to radio broadcast and a print publication that will complement the web site.

The significance of developing other Levelred business units of services and content distribution is that it would allow the company to reach broader and deeper into the target demographics. This could significantly expand the opportunity to develop other channels of revenue generation. As such, the revenue model would not be limited to the Internet site.

The launch will focus initially on the San Diego and Southern California markets. After the launch within this geographic market, expansion of the site is planned to proceed into the larger cities. Rather than expand immediately into other US cities, the current plan is to develop alliances within major cities, to include the US and international. By doing so, it is anticipated Levelred will be able be able to reach a larger population of the demographics, develop a greater variety of content, and increase the development of the e-commerce model.

Funding reserves for Levelred are approaching a critical level. In late June a private placement memorandum was distributed by Levelred Investments, Inc (LRI). This company is not related to Levelred or Zandria. The purpose of this memorandum is to generate $5.0 million of investor funding for LRI. Of this, LRI has an option agreement with Levelred.com, Inc. to purchase 2.5 million shares of Levelred.com. Inc. for $3.4 million. As of June 30, Levelred.com, Inc. has not received any funds for the purchase of these options.

The exit strategy for Levelred.com, Inc. is to develop the company to an optimal value level which would make it a candidate for an acquisition or IPO.

With additional investor funding that the company hopes to secure in the future, Zandria Corporation is intending to acquire startup Internet companies and companies that provide synergistic services to Internet companies. This may include technology based companies. Although it could be viewed that Zandria is moving into an incubator model, the current strategy and limited financial resources preclude Zandria from developing a full or partial service infrastructure. The investment into developing an incubator is considered to be significant. However, with its evolving network systems infrastructure and resource alliances, Zandria plans to be able to acquire and host other startups within its facility in San Diego, California, and in startups located elsewhere.


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

          None

                                  SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ZANDRIA CORPORATION


Date:  August 16, 2000       By:  /s/ Michael J. Howard
                              -----------------------
                              Michael J. Howard
                              Chief Financial Officer