Form 10QSB
period 2000-09-30
ZANDRIA CORP
filed 2001-01-16
CIK 819818

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

(Mark One)

   (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND
                              EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2000


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 for the transition
                        period from         to


                         Commission File No.33-55254-30

                              ZANDRIA CORPORATION
       -----------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)


          NEVADA                                     87-0438851
          ------                                     ----------
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

                                 Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 32,198,596 shares as of September 30, 2000.

             TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

                                                              Page Numbers
Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited):

          Balance Sheet as of September 30, 2000                     2

          Statement of Operations for the three and nine
          months ended September 30, 2000 and 1999                   3

          Statements of Cash Flows for the nine months ended
          September 30, 2000                                         4


Item 2.     Managements Discussion and Analysis or Plan of
            Operation                                                5


Part II.  Other Information
--------
Item 1.   Legal Proceedings                                          6

Item 2.   Changes in Securities                                      6

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders        6

Item 5.   Other Information                                          6

Item 6.   Exhibits and reports on form 8-K                           6

          SIGNATURES                                                 7

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            ZANDRIA CORPORATION AND ITS SUBSIDIARY LEVELRED.COM, INC.
                             CONDENSED BALANCE SHEET

                                                 September 30,     December 31,
                                                      2000            1999
                                                 -------------     ------------
                                                  (Unaudited)       (Audited)

ASSETS

 Current Assets
  Cash and Cash Equivalents                      $     25,948      $         -
  Prepaid Expenses                                     58,884                -
                                                 -------------     ------------
 Total Current Assets                                  84,832                -

Other Non-Current Assets
 Fixed Assets net of Accum Depreciation               307,216                -
 Other Non-Current Assets                              99,928                -
                                                 -------------     ------------
 Total Other Non-Current Assets                       407,144                -

TOTAL ASSETS                                     $    491,976      $         -
                                                 =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Current Liabilities
  Accounts Payable                               $     79,672      $         -
  Accrued Liabilities                                  39,387                -
                                                 -------------     ------------
 Total Current Liabilities                            119,058                -

 Other Liabilities
  Notes Payable to Shareholder                         50,000                -
                                                 -------------     ------------
 Total Other Liabilities                               50,000                -

Total Liabilities                                     169,058                -

SHAREHOLDERS' EQUITY
 Common Stock, 100,000,000 shares
  authorized, $0.001 par value, 32,198,596             32,199            1,000
  shares issued and outstanding
 Additional Paid-in Capital                         1,746,015            1,000
 Minority Shareholder in Subsidiary                   575,000                -
 Retained Earnings (Deficit)                           (2,000)          (2,000)
 Current Year Earnings (Deficit)                   (2,028,296)               -
                                                 -------------     ------------
Total Shareholders' Equity                            322,918                -

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $    491,976      $         -
                                                 =============     ============


            ZANDRIA CORPORATION AND ITS SUBSIDIARY LEVELRED.COM, INC.
                           CONDENSED INCOME STATEMENT
                                   (Unaudited)


                                                     Three months ending         Nine months ending
                                                    September    September     September     September
                                                     30,2000      30, 1999      30, 2000      30, 1999
                                                    ---------    ---------    -----------    ---------

Revenue                                             $  41,108    $       -    $    41,108    $       -

Cost of Sales                                               -            -              -            -
                                                    ---------    ---------    -----------    ---------
Gross Margin                                           41,108            -         41,108            -

Operating Expenses
  Marketing and Selling Expenses                        9,931            -         75,000            -
  Depreciation and Amortization                        19,567            -         43,777            -
  General and Administrative                          799,709            -      1,950,627            -
                                                    ---------    ---------    -----------    ---------
Total Operating Expenses                              829,207            -    $ 2,069,404            -

Operating Income (Loss)                              (788,099)           -     (2,028,296)           -

Net Loss                                           $ (788,099)   $       -    $(2,028,296)   $       -
--------                                           ==========    =========    ===========    =========

Net Loss Per Share                                 $  ( 0.024)   $       -    $(    0.063)   $       -
------------------                                 ==========    =========    ===========    =========

            ZANDRIA CORPORATION AND ITS SUBSIDIARY LEVELRED.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                        NINE MONTHS ENDING SEPTEMBER 30,


                                                      2000             1999
                                                   -----------       ----------
Cash Flow from Operations:
  Net Income (Loss)                                $(2,028,926)      $        -
  Depreciation and Amortization                         43,777                -
  Change in:
  Prepaids                                             (45,116)               -
  Accounts Payable                                    (288,415)               -
  Accrued Liabilities                                   27,493                -
  Other                                                      -                -
                                                   -----------       ----------
Net Cash used in Operating Activities               (2,291,187)               -
                                                   -----------       ----------

Cash Flows used for Investment:
  Capital Purchases                                   (288,843)               -
  Long Term Deposits                                   (74,928)               -
                                                   -----------       ----------
Net Cash used for Investment Activities               (363,771)               -
                                                   -----------       ----------

Cash Flow from Financing Activities
  Investors                                            695,000                -
  Parent Funding                                       215,711                -
  Cash from Asset Purchase Transaction               1,038,274                -
                                                   -----------       ----------
Total Cash Flow from Financing Activities            1,948,985                -
                                                   -----------       ----------
Net Cash Flow                                         (705,973)               -


Beginning Cash                                         731,921                -
                                                   -----------       ----------

Ending Cash                                        $    25,948       $        -
                                                   ===========       ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

On March 14, 2000 an asset purchase transaction took place between Zandria Entertainment Networks, Inc. (a Florida Corporation) and Longhorn, Inc. (a Nevada Corporation). Zandria Entertainment Networks received 24.0M shares of Longhorn, Inc. for its assets, which included Zandria's project company, Levelred.com. This represents approximately 75% of the outstanding shares of Longhorn stock. Audited financial statements pertain to the periods of December 31, 1999 and March 31, 2000 for Longhorn, Zandria Entertainment Networks and Levelred.

Subsequent to the asset purchase transaction the name of Longhorn was changed to Zandria Corporation. Zandria Entertainment Networks remains as a separate, privately owned entity.

On April 3, 2000 Zandria Corporation's stock became publicly trading with the symbol OTC:ZAND.


On July 15, 2000 Levelred.com, Zandria's Internet project, went live as a robust, media-rich site targeted towards the 21 to 34 year age group. The objective was to provide this age group with an Internet site that included fashion, relevant editorial content, music, information about events, and extreme sports. The site has the capability to display its content in static, audio and video format.

The revenue generating aspect of the site included retail sales through the site, click-through revenue, advertising, data warehousing and mining, and off-line events. Except for off-line events, which had been in progress, the remaining parts of the revenue model required further development. In order to accomplish this the company required an additional infusion of funding, estimated to be about $3.4M.

Since April 2000, the investor market has significantly declined with respects to start up companies. The impact of this can be seen with the decline of start up companies stock prices and the inability of start up companies to obtain much needed funding for operation. Zandria has been no exception. As of the end of September, Zandria's stock price has dropped from a high of 6 3/4 to less than $1.00, Efforts to obtain additional funding, which included a complete re-write of the business plan, have not generated sufficient cash to allow the business to move forward as aggressively as was intended. The lack of funding has resulted in the company's inability to support the revenue model and precluded efforts to hire the necessary sales and marketing staffing.

As would be expected, the decline of funds and the inability of the company to begin generating cash flow from its revenue model resulted in a significant downsizing of staff to include senior management. By the end of September the company's CFO, Michael Howard had resigned and in November, Bill Kerig, the president of Levelred, had also resigned. In November the Board of Directors also decided to terminate the contract of Douglas Foxworthy, the Company's CEO.

As the company began to downsize and staffing levels declined, J. DiRoberto stepped into an interim Director's role. Mrs. DiRoberto represents one of the major shareholders of Zandria Entertainment Networks. Despite the efforts of Mrs. DiRoberto lending Levelred $60,000 and Technology Ventures Group lending Levelred $130,000, the Board of Directors has decided to completely downsize the operations of the business until such time that additional funding could be obtained to move the business forward. In this manner the company would minimize, if not totally avoid, any further expenses that could not be met with existing cash flow. As part of this, the Levelred office in San Diego has been closed and assets have been placed in storage. At such time that's sufficient funding is obtained, development of the business will continue in order to meet the objectives of positive growth. Executive management has every intent to continue seeking opportunities that will allow this to happen as soon as possible. The remaining Board members are Trevor Watson, Tracey Burke, and James Clayton.

                                    PART II

     ITEM 1.   LEGAL PROCEEDINGS

     To the best knowledge of the directors of the Company, neither the Company nor any of its directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.


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


                                 ZANDRIA CORPORATION


Date:  January 15, 2001      By:  /s/ Trevor Watson
                                 -----------------------
                                 Trevor Watson
                                 President & Director